Form 10-Q
period 2000-09-30
DJ ORTHOPEDICS CAPITAL CORP; DJ ORTHOPEDICS LLC; DONJOY LLC
filed 2000-11-13
CIK 1094051, 1094052, 1094053

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark one)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                        Commission File Number 333-86835
--------------------------------------------------------------------------------

                               DJ ORTHOPEDICS, LLC
               (Exact name of registrant as specified in charter)

           DELAWARE                             3842                           52-2165554
-------------------------------     ----------------------------    -------------------------------
(State or other jurisdiction of     (Primary Standard Industrial    (I.R.S. Employer Identification
incorporation or organization)       Classification Code Number)               Number)


                       DJ ORTHOPEDICS CAPITAL CORPORATION
               (Exact name of registrant as specified in charter)

           DELAWARE                             3842                           52-2157537
-------------------------------     ----------------------------    -------------------------------
(State or other jurisdiction of     (Primary Standard Industrial     (I.R.S. Employer Identification
 incorporation or organization)      Classification Code Number)                 Number)

                                 DONJOY, L.L.C.
               (Exact name of registrant as specified in charter)

           DELAWARE                             3842                           33-0848317
-------------------------------     ----------------------------    -------------------------------
(State or other jurisdiction of     (Primary Standard Industrial     (I.R.S. Employer Identification
 incorporation or organization)      Classification Code Number)                 Number)

                                2985 Scott Street
                             Vista, California 92083
                                 (800) 336-5690

  (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     DJ ORTHOPEDICS, LLC                               Yes [X] No [ ]
     DJ ORTHOPEDICS CAPITAL CORPORATION                Yes [X] No [ ]
     DONJOY, L.L.C.                                    Yes [X] No [ ]

================================================================================

                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                 FORM 10-Q INDEX

                                                                                                                PAGE
                                                                                                                ----
EXPLANATORY NOTE                                                                                                   2

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                 3

            Consolidated Statements of Income for the three and nine months ended
                 September 30, 2000 (unaudited) and October 2, 1999 (unaudited)                                    4

            Consolidated Statements of Changes in Members' Equity (Deficit) for the year
                 ended December 31, 1999 and the nine months ended September 30, 2000 (unaudited)                  5

            Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2000 (unaudited) and October 2, 1999 (unaudited)                                    6

            Notes to Unaudited Consolidated Financial Statements                                                   7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                 15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                            24

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings                                                                                     25

Item 2.     Changes in Securities and Use of Proceeds                                                             25

Item 3.     Defaults upon Senior Securities                                                                       25

Item 4.     Submission of Matters to a Vote of Security Holders                                                   25

Item 5.     Other Information                                                                                     25

Item 6.     Exhibits and Reports on Form 8-K                                                                      25

SIGNATURES                                                                                                        26




EXPLANATORY NOTE

This integrated Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for each of DonJoy, L.L.C. ("DonJoy"), a Delaware limited liability company, dj Orthopedics, LLC ("dj Ortho"), a Delaware limited liability company and a wholly-owned subsidiary of DonJoy, and DJ Orthopedics Capital Corporation ("DJ Capital"), a Delaware corporation and a wholly-owned subsidiary of dj Ortho, (collectively, "the Company"). DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho of $100,000,000 aggregate principal amount at maturity of 12 5/8% Senior Subordinated Notes (the "Notes") due 2009. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q and thus, there is no separate information regarding DJ Capital to report herein. DonJoy is a guarantor of the Notes and of dj Ortho's bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho's equity interests. As a result, the consolidated financial position and results of operations of DonJoy are substantially the same as dj Ortho's.

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                 DONJOY, L.L.C.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except unit information)

                                                                                         September 30,   December 31,
                                                                                            2000             1999
                                                                                         ------------    ------------
                                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ......................................................      $   3,544       $   5,927
    Accounts receivable, net of allowance for doubtful
       accounts of $2,567 and $989 at September 30, 2000 and
       December 31, 1999, respectively .............................................         31,121          20,056
    Accounts receivable, related parties ...........................................             --           1,350
    Inventories, net ...............................................................         16,976          13,664
    Other current assets ...........................................................          2,139             917
                                                                                          ---------       ---------
Total current assets ...............................................................         53,780          41,914
Property, plant and equipment, net .................................................         11,431           7,297
Intangible assets, net .............................................................         75,763          33,195
Debt issuance costs, net ...........................................................          6,820           6,875
Other assets .......................................................................            817             135
                                                                                          ---------       ---------
Total assets .......................................................................      $ 148,611       $  89,416
                                                                                          =========       =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
    Accounts payable ...............................................................      $   6,700       $   6,242
    Accounts payable, related parties ..............................................             --             169
    Accrued compensation ...........................................................          2,167           2,443
    Accrued commissions ............................................................          1,384             954
    Long-term debt, current portion ................................................          1,274             500
    Accrued interest ...............................................................          3,804             526
    Other accrued liabilities ......................................................          8,181           3,667
                                                                                          ---------       ---------
Total current liabilities ..........................................................         23,510          14,501
12 5/8% Senior Subordinated Notes ..................................................         98,209          98,055
Long-term debt, less current portion ...............................................         50,007          14,750
Redeemable Preferred Units; 100,000 units authorized, 44,405 units and 40,184 issued and outstanding at September 30, 2000 and December 31, 1999, respectively; liquidation preference $42,333 and $35,368 at September 30,
      2000 and December 31, 1999, respectively .....................................         40,086          32,539
Members' deficit:
    Common units; 3,000,000 units authorized, 793,890 and 718,000 units issued and outstanding at September 30, 2000 and December 31, 1999,
     respectively ..................................................................         74,754          66,521
    Notes receivable from Management members .......................................         (1,772)         (1,400)
    Accumulated deficit ............................................................       (136,183)       (135,550)
                                                                                          ---------       ---------
Total members' deficit .............................................................        (63,201)        (70,429)
                                                                                          ---------       ---------
Total liabilities and members' deficit .............................................      $ 148,611       $  89,416
                                                                                          =========       =========


                             See accompanying notes.

                                 DONJOY, L.L.C.
                        CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                           Three Months Ended              Nine Months Ended
                                                       September 30,    October 2,     September 30,    October 2,
                                                          2000             1999           2000             1999
                                                        ---------       ---------       ---------       ---------
Net revenues:
      Third parties ..............................      $  39,605       $  28,527       $  98,596       $  77,538
      Related parties ............................             --           1,694           2,651           6,941
                                                        ---------       ---------       ---------       ---------
Total net revenues ...............................         39,605          30,221         101,247          84,479
Cost of goods sold ...............................         17,544          12,851          42,299          38,098
                                                        ---------       ---------       ---------       ---------
Gross profit .....................................         22,061          17,370          58,948          46,381
Operating expenses:
      Sales and marketing ........................         11,069           7,186          26,563          20,557
      General and administrative .................          5,495           4,088          14,529          12,861
      Research and development ...................            514             461           1,678           1,509
      Merger and integration costs ...............            400              --             400              --
                                                        ---------       ---------       ---------       ---------
Total operating expenses .........................         17,478          11,735          43,170          34,927
                                                        ---------       ---------       ---------       ---------
Income from operations ...........................          4,583           5,635          15,778          11,454
Interest expense .................................         (4,636)         (3,779)        (12,245)         (3,779)
Interest income ..................................             95              45             348              45
                                                        ---------       ---------       ---------       ---------
Income before income taxes .......................             42           1,901           3,881           7,720
Provision for income taxes .......................             --              --              --           2,387
                                                        ---------       ---------       ---------       ---------
Net income and comprehensive net
      income .....................................      $      42       $   1,901       $   3,881       $   5,333

Less: Preferred unit dividends and accretion
      of preferred unit fees .....................         (1,428)         (1,196)         (3,908)         (1,196)
                                                        ---------       ---------       ---------       ---------
Net income (loss) available to members ...........      $  (1,386)      $     705       $     (27)      $   4,137
                                                        =========       =========       =========       =========


                             See accompanying notes.

                                 DONJOY, L.L.C.
         CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                     (in thousands, except unit information)


                                                                                              NOTES
                                                                                         RECEIVABLE FROM
                                                                 COMMON UNITS               MANAGEMENT
                                                            UNITS            AMOUNT           MEMBERS
                                                          ----------       ----------    ---------------
BALANCE AT DECEMBER 31, 1998 .......................              --       $       --       $       --
Capital contribution by Smith & Nephew, Inc.
   in connection with the recapitalization .........       2,054,000           64,117               --
Issuance of common units at $100 per unit,
   net of transaction fees of $1,563 ...............         645,500           62,987               --
Purchase of common units from Smith &
   Nephew, Inc. ....................................      (2,000,000)         (62,433)              --
Issuance of common units at $100 per unit,
   in exchange for cash and notes receivable .......          18,500            1,850           (1,400)
Preferred unit dividends and accretion
   of preferred unit fees ..........................              --               --               --
Net income (excluding $196 allocated to
   preferred unit holders) .........................              --               --               --
                                                          ----------       ----------       ----------
BALANCE AT DECEMBER 31, 1999 .......................         718,000           66,521           (1,400)
Issuance of common units, in exchange for
   cash and notes receivable (unaudited) ...........          75,890            8,272             (174)
Note receivable issued by Management for purchase of
common units (unaudited) ...........................              --               --             (124)
Transfer of interest receivable to
   note receivable (unaudited) .....................              --               --              (74)
Transaction fees in connection with the
   recapitalization (unaudited) ....................              --              (39)              --
Tax distributions to preferred unit holders
   (unaudited) .....................................              --               --               --
Preferred unit dividends and accretion
   of preferred unit fees (unaudited) ..............              --               --               --
Net income (excluding $206 allocated to
   preferred unit holders) (unaudited) .............              --               --               --
                                                          ----------       ----------       ----------
BALANCE AT SEPTEMBER 30, 2000 (UNAUDITED) ..........         793,890       $   74,754       $   (1,772)
                                                          ==========       ==========       ==========



                                                              RETAINED              TOTAL MEMBERS'
                                                          EARNINGS(DEFICIT)        EQUITY(DEFICIT)
                                                          -----------------        ---------------
BALANCE AT DECEMBER 31, 1998 .......................          $   12,832             $   12,832
Capital contribution by Smith & Nephew, Inc.
   in connection with the recapitalization .........             (16,264)                47,853
Issuance of common units at $100 per unit,
   net of transaction fees of $1,563 ...............                  --                 62,987
Purchase of common units from Smith &
   Nephew, Inc. ....................................            (136,707)              (199,140)
Issuance of common units at $100 per unit,
   in exchange for cash and notes receivable .......                  --                    450
Preferred unit dividends and accretion
   of preferred unit fees ..........................              (2,343)                (2,343)
Net income (excluding $196 allocated to
   preferred unit holders) .........................               6,932                  6,932
                                                              ----------             ----------
BALANCE AT DECEMBER 31, 1999 .......................            (135,550)               (70,429)
Issuance of common units, in exchange for
   cash and notes receivable (unaudited) ...........                  --                  8,098
Note receivable issued by Management for purchase of
common units (unaudited) ...........................                  --                   (124)
Transfer of interest receivable to
   note receivable (unaudited) .....................                  --                    (74)
Transaction fees in connection with the
   recapitalization (unaudited) ....................                  --                    (39)
Tax distributions to preferred unit holders
   (unaudited) .....................................                (400)                  (400)
Preferred unit dividends and accretion
   of preferred unit fees (unaudited) ..............              (3,908)                (3,908)
Net income (excluding $206 allocated to
   preferred unit holders) (unaudited) .............               3,675                  3,675
                                                              ----------             ----------
BALANCE AT SEPTEMBER 30, 2000 (UNAUDITED) ..........          $ (136,183)            $  (63,201)
                                                              ==========             ==========


                             See accompanying notes.

                                 DONJOY, L.L.C.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                          Nine Months Ended
                                                                                     September 30,     October 2,
                                                                                         2000             1999
                                                                                       ---------       ---------
OPERATING ACTIVITIES
Net income ......................................................................      $   3,881       $   5,333
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................          4,627           3,691
    Amortization of debt issuance costs and discount on Senior
        Subordinated Notes ......................................................            800             252
    Step-up in inventory ........................................................            268              --
    Changes in operating assets and liabilities:
      Accounts receivable .......................................................         (9,715)         (1,519)
      Inventories ...............................................................         (1,042)             93
      Other current assets ......................................................         (1,296)             90
      Accounts payable ..........................................................            289          (1,991)
      Accrued compensation ......................................................           (276)            689
      Accrued commissions .......................................................            430            (120)
      Accrued interest ..........................................................          3,278           3,156
      Intercompany activity .....................................................             --           3,239
      Restructuring reserve .....................................................           (281)           (339)
      Merger and integration costs ..............................................            400              --
      Other accrued liabilities .................................................          4,395           2,338
                                                                                       ---------       ---------
Net cash provided by operating activities .......................................          5,758          14,912

INVESTING ACTIVITIES
Purchases of property, plant and equipment ......................................         (4,635)           (950)
Increase in intangible assets ...................................................             --          (2,204)
Investment in Orthotech .........................................................        (49,686)             --
Other assets ....................................................................           (230)            (66)
                                                                                       ---------       ---------
Net cash used in investing activities ...........................................        (54,551)         (3,220)

FINANCING ACTIVITIES
Net proceeds from Senior Subordinated Notes .....................................             --          97,953
Proceeds from long term debt ....................................................         36,600          15,500
Repayment of long term debt .....................................................           (569)           (125)
Distributions ...................................................................           (400)             --
Debt issuance costs .............................................................           (589)         (7,169)
Purchase of common units from Smith & Nephew (the "Former Parent") ..............             --        (199,756)
Net proceeds from issuance of common units ......................................          8,098          65,000
Net proceeds from issuance of preferred units ...................................          3,433          30,000
Note receivable issued for purchase of common units .............................           (124)             --
Transaction fees in connection with the recapitalization ........................            (39)         (1,517)
Intercompany obligations ........................................................             --          (5,347)
                                                                                       ---------       ---------
Net cash provided by (used in) financing activities .............................         46,410          (5,461)
Net increase (decrease) in cash .................................................         (2,383)          6,231
Cash at beginning of period .....................................................          5,927             809
                                                                                       ---------       ---------
Cash at end of period ...........................................................      $   3,544       $   7,040
                                                                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ...............................................................      $   8,167       $     368
                                                                                       =========       =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
    Capital contribution ........................................................      $      --       $  48,323
                                                                                       =========       =========
    Dividends and accretion of preferred unit fee related to
       redeemable preferred units ...............................................      $   3,908       $   1,196
                                                                                       =========       =========


                            See accompanying notes.

                                 DONJOY, L.L.C.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of DonJoy, L.L.C. and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated financial statements at September 30, 2000 and for the three and nine months ended September 30, 2000 and October 2, 1999 are unaudited and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the financial position, operating results and cash flows for the interim date and periods presented.

INTERIM ACCOUNTING PERIODS

The Company's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Results for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be achieved for the entire year or future periods. The three month period ended September 30, 2000 contained three less business days than the same period in 1999, resulting in the Company recognizing approximately $1.4 million less in revenues in the three month period ended September 30, 2000 as compared to the same period in 1999. The nine month period ended September 30, 2000 contained the same number of business days as the comparable period in 1999.

RECAPITALIZATION

On June 30, 1999, the Company consummated a $215.3 million recapitalization (the "recapitalization"). Under the recapitalization, new investors, including Chase DJ Partners, L.L.C. ("CDP") and affiliates of CDP, invested new capital of $94.6 million in the Company. In addition, certain members of management invested net equity of $0.5 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from the Company. The Company's former sole equity holder (the "Former Parent") retained 54,000 common units, which represented approximately 7.5% of total units in the Company then outstanding. In connection with the recapitalization transactions, the Company established dj Orthopedics, LLC ("dj Ortho") and DJ Orthopedics Capital Corporation ("DJ Capital"). The Company sold all of its net assets to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes (the "Notes") issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. The Notes are fully and unconditionally guaranteed by the Company. dj Ortho is a wholly-owned subsidiary of the Company and represents substantially all of the revenues and net income of the Company. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no significant assets or operations and was formed solely for the purpose of being a co-issuer of the Notes (see Note
5).

The proceeds of the equity investment together with $113.5 million of proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and approximately $8.8 million of fees and costs paid in association with the recapitalization.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Issue addresses, in the context of a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement. It has no impact on net income. In July 2000, the EITF concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be included with revenues in the statement of income; however, the EITF did not reach a consensus on how shipping and handling costs should be classified. The EITF indicated that the consensus must be followed even by those entities that believe that they are, in substance, acting as an agent in providing the shipping and handling services and desire to record revenue net. In September 2000, the EITF reached a consensus that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB 22. A company may adopt a policy of including shipping and handling costs in costs of goods sold. If shipping and handling costs are significant and are not included in cost of goods sold, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. Additionally, the EITF indicated that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. The Company plans to implement Issue 00-10 in the fourth quarter of 2000 at which time revenues will be increased by the amounts billed to customers but previously offset against shipping and handling costs which are part of sales and marketing expenses. While the impact of this is expected to increase revenues and increase selling and marketing expenses, the ultimate effect has not been determined for the actual amounts that will be reclassified upon implementation of Issue 00-10.

RECLASSIFICATIONS

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. ACQUISITION OF DEPUY ORTHOPAEDIC TECHNOLOGY, INC.

On July 7, 2000, DonJoy and its wholly-owned subsidiary, dj Ortho, completed the purchase of certain assets and assumed certain liabilities (the "Orthotech Acquisition") of DePuy Orthopaedic Technology, Inc. ("DePuy OrthoTech"), a subsidiary of Johnson & Johnson, related to DePuy OrthoTech's bracing and soft goods business ("Orthotech").

Orthotech develops, manufactures, and markets an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which are similar to the products currently offered by the Company. Orthotech also has an inventory management and billing program that will complement the Company's current OfficeCare program.

Approximately $50.1 million in cash, subject to a purchase price adjustment based on the actual value of Orthotech's inventory on the closing date, was required to finance the Orthotech Acquisition, including approximately $3.0 million for transaction fees and expenses ($0.4 million of which relates to debt issuance costs). The sources of funds for the Orthotech Acquisition consisted of:

- The sale of $8.3 million of common units to CDP and the Management Members for $8.1 million (excluding management notes receivable of $0.2 million),

- The sale of $3.6 million of Redeemable Preferred Units for $3.4 million (excluding preferred unit fees of $0.2 million) to existing holders of the Redeemable Preferred Units,

- Borrowing under our amended credit agreement of approximately $36.6 million, and

-   $2.0 million from available cash.

The sources and uses of funds for the Orthotech Acquisition are presented in the following table:

                                                Amount
                                             -----------
                                             (Dollars in
                                               millions)
      SOURCES
      Cash                                      $ 2.0
      Revolving credit facility                  12.6
      Term loan                                  24.0
      Redeemable Preferred Units                  3.4
      Common unit investment by CDP               8.1
      Common unit investment by Management        0.2
                                                -----
                                                $50.3
                                                =====
      USES
      Cash to DePuy Orthopedic                  $47.1
      Debt issuance costs                         0.4
      Transaction fees and costs                  2.6
      Management promissory notes                 0.2
                                                -----
                                                $50.3
                                                =====

The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the purchase price has been preliminary allocated to the acquired tangible and intangible assets based on their estimated fair market values as follows:

      Inventories                                  $ 2,538
      Equipment and furniture                        1,250
      Other assets held for sale                       451
      Intangibles:
        Goodwill                      $39,947
        Customer list                   5,000
        Covenant not to compete           500       45,447
                                      -------      -------
      Net assets acquired                          $49,686
                                                   =======


The accompanying consolidated statements of income reflect the operating results of Orthotech since the date of acquisition. Assuming the purchase of Orthotech had occurred on January 1 of the respective years, the pro forma unaudited results of operations for the nine months ended September 30, 2000 and October 2, 1999 would have been as follows (in thousands):

                          Nine Months Ended
                      September 30,   October 2,
                         2000            1999
                      -------------   ----------
      Net revenues      $125,175      $119,643
      Net income        $  2,441      $  4,488

3. FINANCIAL STATEMENT INFORMATION

INVENTORIES

Inventories consist of the following (in thousands):

                                                      September 30,  December 31,
                                                          2000           1999
                                                      -------------  ------------
Raw materials ....................................      $  8,322       $  6,392
Work-in-progress .................................         1,370          1,446
Finished goods ...................................        12,408          6,817
                                                        --------       --------
                                                          22,100         14,655
Less reserve for excess and obsolete .............        (5,124)          (991)
                                                        --------       --------
                                                        $ 16,976       $ 13,664
                                                        ========       ========

The reserve for excess and obsolete inventory as of September 30, 2000 includes $3.9 million relating to the inventory acquired in the Orthotech Acquisition.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                      September 30,  December 31,
                                                          2000           1999
                                                      -------------  ------------
Buildings and leasehold improvements .............      $  3,687       $  3,577
Office furniture, fixtures, equipment and other ..        18,527         15,817
Construction in progress .........................         4,403          1,297
                                                        --------       --------
                                                          26,617         20,691
Less accumulated depreciation and amortization ...       (15,186)       (13,394)
                                                        --------       --------
                                                        $ 11,431       $  7,297
                                                        ========       ========

INTANGIBLE ASSETS

Intangible assets arose primarily from the initial acquisition of the Company in 1987, the Company's acquisition of Professional Care Products, Inc. in 1995, and the Company's acquisition of Orthotech in 2000. The Company acquired a license in 1999 related to the distribution of the PainBuster(TM) products. Intangible assets consist of the following (in thousands):


                                        Useful Life    September 30,  December 31,
                                        (in years)        2000           1999
                                        -----------     ------------  ------------
Goodwill ..........................         20          $ 64,641       $ 24,742
Patented technology ...............       5-20            14,437         14,437
Customer base .....................      15-20            16,600         11,600
Licensing agreements ..............          5             2,000          2,000
Assembled workforce ...............        3-5               250            250
Other .............................       5-20               899            399
                                                        --------       --------
                                                          98,827         53,428
Less accumulated amortization .....                      (23,064)       (20,233)
                                                        --------       --------
                                                        $ 75,763       $ 33,195
                                                        ========       ========

4. SEGMENT AND RELATED INFORMATION

dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". dj Ortho's reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative braces. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex based products for the knee, ankle, shoulder, back and wrist. dj Ortho's other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments. Information regarding industry segments is as follows (in thousands):

                                                               Three Months Ended                 Nine Months Ended
                                                        September 30,       October 2,      September 30,      October 2,
                                                            2000              1999              2000              1999
                                                        -------------       ---------       ------------        ---------
Net revenues:
     Rigid knee bracing ..........................        $  14,010         $  12,507         $  40,135         $  36,365
     Soft goods ..................................           15,274            10,959            35,869            29,597
                                                          ---------         ---------         ---------         ---------
     Net revenues for reportable segments ........           29,284            23,466            76,004            65,962
     Specialty and other orthopedic products .....           10,321             6,755            25,243            18,517
                                                          ---------         ---------         ---------         ---------
Total consolidated net revenues ..................        $  39,605         $  30,221         $ 101,247         $  84,479
                                                          =========         =========         =========         =========

Gross profit:
     Rigid knee bracing ..........................        $   9,747         $   9,109         $  28,474         $  26,349
     Soft goods ..................................            7,520             5,303            17,569            14,430
                                                          ---------         ---------         ---------         ---------
     Gross profit for reportable segments ........           17,267            14,412            46,043            40,779
     Specialty and other orthopedic products .....            6,312             3,417            15,162             9,313
     Brand royalties .............................               --                --                --            (1,817)
     Other cost of goods sold ....................           (1,518)             (459)           (2,257)           (1,894)
                                                          ---------         ---------         ---------         ---------
Total consolidated gross profit ..................        $  22,061         $  17,370         $  58,948         $  46,381
                                                          =========         =========         =========         =========

The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit. Intersegment sales were not significant for any period.

For the nine months ended September 30, 2000 and October 2, 1999, dj Ortho had no individual customer or distributor within a segment which accounted for 10% or more of total revenues.

Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

                                                   Three Months Ended              Nine Months Ended
                                               September 30,   October 2,     September 30,    October 2,
                                                  2000            1999            2000            1999
                                               -------------   ----------     -------------    ----------
United States:
     Third parties .....................        $ 35,968        $ 25,987        $ 87,179        $ 71,060
     Related parties ...................              --             300             603             885
                                                --------        --------        --------        --------
                                                  35,968          26,287          87,782          71,945
Europe:
     Third parties .....................           2,379           1,835           9,058           5,467
     Related parties ...................              --             748             407           3,083
                                                --------        --------        --------        --------
                                                   2,379           2,583           9,465           8,550
Other foreign countries:
     Third parties .....................           1,258             705           2,359           1,011
     Related parties ...................              --             646           1,641           2,973
                                                --------        --------        --------        --------
                                                   1,258           1,351           4,000           3,984
                                                --------        --------        --------        --------
Total consolidated net revenues ........        $ 39,605        $ 30,221        $101,247        $ 84,479
                                                ========        ========        ========        ========

dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

5. CONDENSED FINANCIAL DATA

As discussed in Note 1 above, dj Ortho's obligations under the Notes are guaranteed by its parent, DonJoy L.L.C. This guarantee and any guarantee by a future wholly-owned subsidiary guarantor, is full and unconditional. Included in non-current assets at September 30, 2000 is an intercompany payable to DonJoy, L.L.C. of $34.1 million. The following condensed summarized financial information of dj Ortho (the only issuer of the Notes with operations and assets) is presented at September 30, 2000 and for the three and nine months then ended, respectively:

                                                September 30, 2000
                                                ------------------
     Current assets .........................        $ 53,780
     Non-current assets .....................        $128,911
     Current liabilities ....................        $ 23,510
     Non-current liabilities:
        Long-term debt ......................        $148,216


                                       Three Months Ended    Nine Months Ended
                                       September 30, 2000    September 30, 2000
                                       ------------------    ------------------
     Net revenues ..............            $ 39,605               $101,247
     Gross profit ..............            $ 22,061               $ 58,948
     Net income (loss) .........            $     13               $  3,848

dj Ortho and DJ Capital comprise all the direct and indirect subsidiaries of DonJoy (other than inconsequential subsidiaries). Separate financial statements of dj Ortho and DJ Capital are not included, and dj Ortho and DJ Capital are not filing separate reports under the Exchange Act because management has determined that they would not be material to investors. Although summarized information would normally be provided for DJ Capital, as a co-issuer of the Notes, such disclosure would not be meaningful given DJ Capital's lack of assets and activities. The notes and the credit facility contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to DonJoy unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders in the case of the credit facility. At September 30, 2000, under these requirements, neither dj Ortho nor DJ Capital would be permitted to make dividends, distributions, loans or advances to DonJoy except for the permitted tax distributions.

6. PURCHASE OF COMMON UNITS

In accordance with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its entire interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and certain members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by loans from DonJoy, evidenced by promissory notes. As a result of this transaction, dj Ortho no longer reflects any intercompany transactions as of September 30, 2000 on the consolidated balance sheets and statements of cash flows. The related party revenue shown on the consolidated statements of income will continue to be presented on a historical basis.

In connection with the unit purchase agreement, the Company agreed to amend and restate the promissory notes originally issued by the certain members of management in connection with the recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition to increasing the rate of interest payable on the notes from 5.3% to 6.62% per annum, the amended and restated notes permit the certain members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the "PIK Option"). If a certain member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased. The amended and restated notes mature in 2007.

7. AMENDED CREDIT FACILITY

In connection with the Orthotech Acquisition, the Company amended its Credit Agreement ("Amended Credit Agreement") with First Union National Bank ("First Union") and the Chase Manhattan Bank ("Chase") and other lenders, pursuant to which the Company may borrow up to $64.5 million consisting of a revolving credit facility of up to $25.0 million (the "revolving credit facility") and term loans in a principal amount of $39.5 million (the "term loans"). The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24 million, was borrowed to finance the Orthotech Acquisition. As of September 30, 2000, the Company has borrowed $12.6 million under the revolving credit facility, primarily to consummate the Orthotech Acquisition. Borrowings under the terms loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

In addition to paying interest on outstanding principal under the Amended Credit Agreement, DonJoy is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum.

The following table sets forth the principal payments on the term loans for the three months ending December 31, 2000 through its maturity in 2005:

                                  Principal
                                   Payment
                                  ---------
     2000 ..........               $   318
     2001 ..........                 1,274
     2002 ..........                 1,274
     2003 ..........                 1,274
     2004 ..........                17,202
     2005 ..........                17,339
                                   -------
     Total .........               $38,681
                                   =======

The Amended Credit Agreement and the indenture relating to the Company's 12 5/8% Senior Subordinated Notes ("Indenture") contain certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. Furthermore, the Amended Credit Agreement requires the Company to maintain certain financial ratios. Indebtedness under the Amended Credit Agreement is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Commencing with the year ended December 31, 1999, the Company is required to make annual mandatory prepayments of the term loans under the Amended Credit Agreement in an amount equal to 50% of excess cash flow (as defined in the Amended Credit Agreement) (75% if the Company's leverage ratio exceeds a certain level). In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, the Company or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, the Company or any of its subsidiaries, in each case subject to certain exceptions.

8. COMMON AND PREFERRED UNITS

The Company is authorized to issue up to 3,000,000 common units and up to 100,000 preferred units. As of September 30, 2000, 793,890 common units and 44,405 preferred units were issued and outstanding, and 15% of the common units on a fully diluted basis have been reserved for issuance to employees, directors and independent consultants and contractors of the Company or any subsidiary thereof pursuant to the 1999 Option Plan.

In connection with the Orthotech Acquisition, gross proceeds of $8.3 million from the sale of common units were received through the issuance of 73,775 common units to CDP for gross proceeds of $8.0 million and the issuance of 2,115 common units to certain members of management for gross proceeds of $231,000 (of which $174,000 was paid for through the issuance of promissory notes by the management members). Gross proceeds of $3.6 million from the sale of 4,221 units of Redeemable Preferred Units were received from existing Redeemable Preferred Unit holders of which the net proceeds totaled $3.4 million (excluding preferred unit fees).

To the extent permitted by restrictions contained in the Amended Credit Agreement and the Indenture, the Company will make distributions in agreed upon amounts to its members to enable them to pay income taxes payable in respect of their allocable share of the taxable income of the Company and its subsidiaries.

The Redeemable Preferred Units accrue a cumulative quarterly preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance. In addition to the rights with respect to the preferred return (including related tax distributions and distributions to the holders of Redeemable Preferred Units of their original capital investment), the Redeemable Preferred Units will share ratably with the common units in any distributions (including tax distributions and upon liquidation) made by the Company in respect of common units (the Redeemable Preferred Units Participating Interest).

The Redeemable Preferred Units are subject to mandatory redemption ten and one-half years following the closing of the Company's June 30, 1999 recapitalization and may be redeemed at the Company's option at any time. Upon a change of control, holders of Redeemable Preferred Units will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units (including the Redeemable Preferred Units Participating Interest). In addition, at any time following the sixth anniversary of the closing of the recapitalization, holders will have the right, subject to certain conditions, to require the Company to redeem their Redeemable Preferred Units Participating Interest. Unless equity proceeds or other funds are available to the Company for the purpose, the ability of the Company to make any of the foregoing payments will be subject to receipt of distributions from the Company in amounts sufficient to make such payments and such distributions will be subject to the restrictions contained in the new credit facility and the Indenture.

9. TERMINATED ACQUISITION

In October 2000, the Company decided to discontinue its pursuit of a potential acquisition. Absent the resumption of negotiations which is not currently anticipated, costs incurred related to this potential acquisition will be expensed during the fourth quarter. Such costs are estimated to be in a range of approximately $0.4 million to $0.5 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

DonJoy is a guarantor of the notes and of the credit facility and has no material assets or operations other than its ownership of all of dj Ortho's equity interests. As a result, the discussion below of the historical consolidated financial position and results of operations of DonJoy is substantially the same as dj Ortho's. No financial information of DJ Capital, the co-issuer of the notes, is included herein because management believes such information would not be material given DJ Capital's lack of assets and activities.

On June 30 1999, DonJoy consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, the Company established dj Ortho and DJ Capital. The Company sold all of its net assets to dj Ortho for cash which was funded with the net proceeds of $100 million principal amount of 12 5/8% Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility. In addition, new investors, including certain members of management, invested new capital of $96.4 million in equity in DonJoy. The proceeds of the equity investment together with debt financings were used (i) for approximately $199.1 million of consideration paid to redeem a portion of members' equity from the Company's Former Parent, and (ii) approximately $8.8 million of costs and fees paid in association with the recapitalization. As part of the recapitalization agreement, immediately prior to the recapitalization, the Company's Former Parent made a capital contribution in an amount equal to the Company's then existing cash balance and canceled the liabilities to it (which included current and deferred income taxes due to former parent) and a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. All such amounts were treated as a capital contribution by the Former Parent to members' equity.

In accordance with a unit purchase agreement dated as of June 28, 2000, Smith & Nephew, the Company's former parent, sold its entire interest of 54,000 common units in DonJoy to CDP and certain members of management for $5.9 million. CDP purchased 52,495 common units for a total consideration of $5.7 million and the certain members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, which they financed by promissory notes and cash issued to DonJoy.

On July 7, 2000, DonJoy and the Company completed the purchase of certain assets and assumed certain liabilities of DePuy OrthoTech related to DePuy OrthoTech's bracing and soft goods business. The Orthotech business develops, manufactures, and markets an array of orthopedic products for the sports medicine market including braces, soft goods and specialty products which are similar to the products currently offered by the Company. The Orthotech business also has an inventory management and billing program that will complement the Company's current OfficeCare program.

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of DePuy OrthoTech, comprising the Orthotech business, for a purchase price of $50.3 million. The Company purchased primarily inventory, equipment and certain intellectual property. The Company was not required to assume any liabilities existing prior to the closing date. The purchase price in the Orthotech Acquisition is subject to an adjustment based upon the actual value of the physical inventory of Orthotech as of closing. If Orthotech's inventory as of closing is greater than the target inventory established in the asset purchase agreement, the purchase price is increased. If Orthotech's inventory as of closing is less than the target inventory, the purchase price is decreased. The Company estimates that upon finalization of the purchase price in the fourth quarter of 2000, there will be a reduction in the purchase price of approximately $0.7 million.

The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been primarily allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The Company is in the process of conducting an independent valuation to determine the fair value of the assets acquired. Upon completion of the independent valuation, adjustments to the preliminary allocation may be required.

The following discussion should be read in conjunction with the Company's historical consolidated financial statements and the related notes thereto and the other financial data included in the Annual Report on Form 10-K for the year ended December 31, 1999.

SEGMENTS. The Company designs, manufactures and markets orthopedic recovery products and complementary products. The Company's product lines include rigid knee braces, soft goods and a portfolio of specialty and other orthopedic products. The Company's rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and Osteoarthritic ("OA") braces, which provide relief of knee pain due to osteoarthritis. The Company's soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company's portfolio of specialty and other orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 4 of Notes to Unaudited Consolidated Financial Statements.

The Company's products are marketed globally under the DonJoy and ProCare brand names through several distribution channels. DonJoy brand product sales represented approximately 61.1% and 69.1% of total net revenues in the three and nine months ended September 30, 2000. The Company markets substantially all of its rigid knee braces, approximately 79.6% of its specialty and other orthopedic products and approximately 31.0% of its soft goods products under the DonJoy brand name. ProCare brand product sales represented approximately 38.9% and 30.9% of total net revenues in the three and nine months ended September 30, 2000. The Company markets approximately 69.0% of its soft goods products, approximately 20.4% of its specialty and other orthopedic products and a small percentage of its rigid knee braces under the ProCare brand name. Since the Orthotech Acquisition, the Company has begun to integrate the current Orthotech brand name into the DonJoy and ProCare brand names.

DOMESTIC SALES. In the United States, the Company's DonJoy brand products are marketed to orthopedic surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers by 25 commissioned agents who employ approximately 185 sales representatives. After a product order is received by a sales representative, the Company ships and bills the product directly to the orthopedic professional and the Company pays a sales commission to the agent. The gross profit and gross profit margins on DonJoy brand products sold in the United States do not include the commissions paid to the agents on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements. Domestic sales of DonJoy brand products represented approximately 53.7% and 58.1% of total net revenues in the three months and nine months ended September 30, 2000, respectively. As a result of the Orthotech Acquisition, the Company has added an additional 40 sales representatives and 3 regional general managers.

The Company's ProCare brand products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare brand products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. As a result of the Orthotech Acquisition, the Company has added an additional 7 sales representatives and 5 telemarketers and intends to add one more sales representative. Domestic sales of ProCare brand products represented approximately 37.0% and 28.5% of total net revenues in the three and nine months ended September 30, 2000, respectively.

INTERNATIONAL SALES. International sales, primarily in Europe, Canada and Japan, accounted for approximately 9.2% and 13.0% of the Company's net revenues in the third quarter of 2000 and 1999, respectively. This reflects the increased mix of domestic sales from the Orthotech Acquisition. International sales, primarily in Europe, Canada and Japan, accounted for approximately 13.3% and 14.8% of the Company's net revenues in the first nine months of 2000 and 1999. Sales in Germany, the Company's largest foreign market, accounted for approximately 27.9% and 27.4% of the Company's international net revenues in the three and nine months ended September 30, 2000, respectively, sales in Japan accounted for approximately 12.0% and 9.3% of the Company's international net revenues in the three and nine months ended September 30, 2000, respectively, and sales in Canada accounted for approximately 10.2% and 9.4% of the Company's international net revenues in the three and nine months ended September 30, 2000, respectively, with no other country accounting for more than approximately 10% of the Company's international revenues in the three and nine months ended September 30, 2000, respectively. Total sales in Europe accounted for approximately 67.1% and 70.7% of the Company's international net revenues in the three and nine months ended September 30, 2000.

International sales are currently made through two distinct channels: independent third party distributors (such as in Germany) and Smith & Nephew sales organizations within certain major countries (such as Canada). Distributors in both of these channels buy and resell the Company's products and have the ability to sell DonJoy and ProCare brand products within their designated countries.

The Company intends to sell Orthotech products internationally through our existing or new independent distributors. In accordance with a transition services agreement, DePuy OrthoTech has agreed to provide certain foreign and domestic transitional services to DonJoy for varying periods while the operations of Orthotech are integrated into those of DonJoy.

OFFICECARE PROGRAM. In 1996, in response to the needs of its customers, the Company launched OfficeCare, an inventory management and insurance billing program for its U.S. orthopedic physician customers. Under the OfficeCare program, the Company provides the orthopedic physician with an inventory of orthopedic products for immediate disbursement to the physician's patients. The Company then directly seeks reimbursement from the patient's insurance company, other third party payor or from the patient when self-pay is applicable.

Since its inception, the OfficeCare program has been promoted specifically to provide the Company's orthopedic physician customers with a full complement of soft goods and certain specialty products (including products of competitors) for immediate patient use. The OfficeCare program is intended to introduce new orthopedic physicians to the Company's product lines.

The OfficeCare program represented approximately 13.7% and 11.3% of the Company's net revenues for the three and nine months ended September 30, 2000 with sales of soft goods and specialty and other orthopedic products representing the majority of such sales. The OfficeCare program involves the Company's lower priced soft goods products, but is designed to also strengthen the Company's relationship with the customer, thereby also increasing sales of the higher end products. The OfficeCare program has historically experienced a strong growth rate, with an increase of sales of 101.6% in the third quarter of 2000 over the same period in 1999 and an increase of 71.1% in the first nine months of 2000 over the same period in 1999. These increases primarily reflect the Orthotech Acquisition, since approximately one quarter of Orthotech's historical sales consist of sales related to the OfficeCare partnership program. As a result of the growth of the program, the Company's working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, OfficeCare has expanded the Company's involvement in the third party reimbursement process, or in certain cases directly with the patient. The collection period for these receivables as compared to other segments of the Company's business is significantly longer and has also resulted in a corresponding need to increase the Company's accounts receivable reserve requirements.

BASIS OF PRESENTATION; TAXES. As limited liability companies, DonJoy and dj Ortho are not subject to income taxes following the recapitalization. Instead, DonJoy's earnings following the recapitalization will be allocated to its members and included in the taxable income of its members. The indenture and the new credit facility permit dj Ortho to make distributions to DonJoy in certain amounts to allow DonJoy to make distributions to its members to pay income taxes in respect of their allocable share of taxable income of DonJoy and its subsidiaries, including dj Ortho.

RESULTS OF OPERATIONS. dj Ortho operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. Revenues per day for the three and nine months ended September 30, 2000 were $0.6 million and $0.5 million, respectively, compared to revenues per day for the three and nine months ended October 2, 1999 of $0.5 million and $0.4 million, respectively. The three month period ended September 30, 2000 contained three less business days than the three month period ended October 2, 1999, which resulted in approximately $1.4 million less revenue in the three month period ended September 30, 2000 as compared to the three month period ended October 2, 1999. The first nine months of 2000 contained the same number of business days as the first nine months of 1999. The components of the statement of operations as a percentage of revenues are as follows:

                                                                  Three Months Ended                  Nine Months Ended
                                                            September 30,       October 2,      September 30,      October 2,
                                                                2000              1999              2000              1999
                                                            -------------       ---------       -------------       ---------
Net revenues:
     Rigid knee bracing ...............................            35.4%             41.4%             39.7%             43.1%
     Soft goods .......................................            38.6              36.3              35.4              35.0
     Specialty and other orthopedic products ..........            26.0              22.3              24.9              21.9
                                                              ---------         ---------         ---------         ---------
Total consolidated net revenues .......................           100.0             100.0             100.0             100.0
Cost of goods sold allocable to product lines .........            40.5              41.0              39.5              40.7
                                                              ---------         ---------         ---------         ---------
Gross profit exclusive of brand royalties and
             other cost of sales ......................            59.5              59.0              60.5              59.3
     Brand royalties ..................................              --                --                --               2.2
     Other cost of goods sold .........................             3.8               1.5               2.3               2.2
                                                              ---------         ---------         ---------         ---------
Gross profit ..........................................            55.7              57.5              58.2              54.9
     Sales and marketing ..............................            27.9              23.8              26.2              24.3
     General and administrative .......................            13.9              13.5              14.4              15.2
     Research and development .........................             1.3               1.5               1.7               1.8
     Merger and integration costs .....................             1.0                --               0.1                --
                                                              ---------         ---------         ---------         ---------
     Income from operations ...........................            11.6              18.7              15.8              13.6
     Interest expense .................................           (11.7)            (12.5)            (12.1)             (4.6)
     Interest income ..................................             0.2               0.1               0.1               0.1
                                                              ---------         ---------         ---------         ---------
Income before income taxes ............................             0.1               6.3               3.8               9.1
     Provision for income taxes .......................              --                --                --               2.8
                                                              ---------         ---------         ---------         ---------
Net income ............................................             0.1%              6.3%              3.8%              6.3%
                                                              =========         =========         =========         =========

The components of the Company's calculation of EBITDA are as follows:

EBITDA (a) data:
Income from operations ................................       $   4,583         $   5,635         $  15,778         $  11,454
Depreciation and amortization .........................           2,073             1,240             4,627             3,691
                                                              ---------         ---------         ---------         ---------
EBITDA ................................................           6,656             6,875            20,405            15,145

Brand royalties .......................................              --                --                --             1,817
Eliminated Allocations ................................              --                --                --               979
Other Corporate Allocations ...........................              --                --                --               832
Step-up in inventory ..................................             268                --               268                --
Merger and integration costs ..........................             400                --               400                --
Estimated costs to replace Smith & Nephew
     services .........................................              --                --                --              (400)
                                                              ---------         ---------         ---------         ---------
Adjusted EBITDA (b) ...................................       $   7,324         $   6,875         $  21,073         $  18,373
                                                              =========         =========         =========         =========

(a) "EBITDA" is defined as income from operations plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Our definition of EBITDA may not be comparable to that of other companies.

(b) "Adjusted EBITDA" represents EBITDA (as defined above) adjusted to eliminate:

        (1) charges for brand royalties paid by the Company to Smith & Nephew for use of the Smith & Nephew trademarks and trade names which amounts are no longer paid following the recapitalization;

        (2) Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which amounts were not incurred following the recapitalization (the "Eliminated Allocations");

        (3) Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to the Company for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services (collectively, the "Other Corporate Allocations") which amounts are not incurred following the recapitalization;

        (4) The incremental cost of the fair market value of acquired inventories associated with the Orthotech Acquisition;

        (5) Merger and integration costs associated with the Orthotech Acquisition;

and adjusted to include the estimated costs we expect to incur to replace the services previously provided by Smith & Nephew as part of the Other Corporate Allocations. These adjustments are consistent with the terms of the Company's debt covenants.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

NET REVENUES. Net revenues increased $9.4 million, or 31.1%, to $39.6 million for the three month period ended September 30, 2000 from $30.2 million for the three month period ended October 2, 1999. Revenues per day for the three months ended September 30, 2000 and October 2, 1999 were $0.6 million which was an increase of $0.1 or 37.3% million from revenues per day for the three months ended October 2, 1999 of $0.5 million. The three month period ended September 30, 2000 contained three less business days than the three month period ended October 2, 1999, which resulted in approximately $1.4 million less revenue in the three month period ended September 30, 2000 as compared to the three month period ended October 2, 1999. Net revenues for the rigid knee bracing segment increased $1.5 million over the prior year period due to increased sales of ligament braces and osteoarthritic braces, including the introduction of the 4TITUDE(TM) brace in June 1999 and the OAdjuster(TM) brace in March 2000. Soft goods sales increased by $4.3 million over the prior period due primarily to increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. These increases also reflect the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $3.6 million over the prior period due primarily to the PainBuster(TM) Pain Management System, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $4.7 million, or 27.0%, to $22.1 million for the three month period ended September 30, 2000 from $17.4 million for the three month period ended October 2, 1999. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, increased from 59.0% for the three month period ended October 2, 1999 to 59.5% for the three month period ended September 30, 2000 primarily as a result of increased walker sales, sales of the OAdjuster(TM) brace and the implementation of efficient manufacturing techniques in the United States and Mexico. Gross profit for the rigid knee bracing segment increased $0.6 million, with gross profit margin decreasing to 69.6% for the three month period ended September 30, 2000 from 72.8% for the comparable period in 1999. This decrease in gross profit margin reflects the change in product mix. Gross profit for the soft goods segment increased $2.2 million, with gross profit margin increasing to 49.2% for the three month period ended September 30, 2000 from 48.4% for the comparable period in 1999. This increase in gross profit margin is primarily a result of the change in product mix, primarily related to sales of Orthotech products, and the success of the group purchase organization contracts. Gross profit for the specialty and other orthopedic products segment increased $2.9 million, with gross profit margin increasing to 61.2% for the three month period ended September 30, 2000 from 50.6% for the comparable period in 1999. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company's facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Additionally, the increase is a result of more favorable pricing terms on the PainBuster(TM) Pain Management System.

As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the three month period ended September 30, 2000, other cost of goods sold not allocable to specific product lines increased from the comparable period in 1999 primarily due to the step-up in inventory acquired in the Orthotech Acquisition to fair market value, and various facility costs incurred as part of the Orthotech Acquisition.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $3.9 million, or 54.0%, to $11.1 million for the three month period ended September 30, 2000 from $7.2 million for the three month period ended October 2, 1999. The increase over 1999 is primarily associated with $1.1 million in commissions on increased domestic sales, $1.2 million in transition services from Orthotech related to customer service, partnership program and distribution costs, and increases in headcount associated with absorption of the Orthotech Acquisition. Overall, sales and marketing expenses increased as a percentage of revenues to 27.9% for the three month period ended September 30, 2000 from 23.8% for the three month period ended October 2, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.4 million, or 34.4%, to $5.5 million for the three month period ended September 30, 2000 from $4.1 million for the three month period ended October 2, 1999. The increase over 1999 is associated with $0.7 million in amortization expense related to the intangible assets acquired as part of the Orthotech Acquisition and $0.3 million in transition services from Orthotech. Overall, general and administrative expenses increased as a percentage of revenues to 13.9% for the three month period ended September 30, 2000 from 13.5% for the comparable period of 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. During the three month period ended September 30, 2000, the majority of resources were focused on the development of the VISTA System, which is expected to be introduced in the fourth quarter of 2000, and a new post-operation splint which is scheduled for release at the end of the year.

MERGER AND INTEGRATION COSTS. The Company incurred $0.4 million in one-time, non-recurring merger and integration costs associated with the consolidation of the Orthotech operations into the Company's existing facilities including merger and integration and information systems consulting. Other integration costs are included in the operating expenses above.

INTEREST EXPENSE. Interest expense increased $0.9 million, or 22.7%, to $4.7 million for the three month period ended September 30, 2000 from $3.8 million for the three month period ended October 2, 1999. The increase primarily reflects the additional interest expense on the $24 million term loan and the $12.6 million of borrowings under the revolving credit facility, both of which were incurred to partially finance the Orthotech Acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

NET REVENUES. Net revenues increased $16.8 million, or 19.8%, to $101.3 million for the first nine months of 2000 from $84.5 million for the first nine months of 1999. Revenues per day for the nine months ended September 30, 2000 were $0.5 million, which was an increase of $0.1 million or 19.8% from revenues per day for the nine months ended October 2, 1999 of $0.4 million. The first nine months of 2000 contained the same number of business days as the first nine months of 1999. Net revenues for the rigid knee bracing segment increased $3.8 million over the prior period due to increased sales of ligament braces and osteoarthritic braces, including the introduction of the 4TITUDE(TM) brace in June 1999 and the OAdjuster(TM) brace in March 2000. Soft goods sales increased by $6.2 million over the prior period due primarily to increased sales volumes of wrist splints, ankle braces, knee braces and other general soft good supports. These increases also reflect the growth of the OfficeCare program. Specialty and other orthopedic products sales increased by $6.7 million over the prior period due primarily to the PainBuster(TM) Pain Management System, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers as well as the growth of the OfficeCare program.

GROSS PROFIT. Gross profit increased $12.5 million, or 27.1%, to $58.9 million for the first nine months of 2000 from $46.4 million for the first nine months of 1999. Gross profit margin, exclusive of brand royalties and other cost of goods sold not allocable to specific product lines, increased to 60.5% from 59.3% as a result of increased walker sales combined with the implementation of efficient manufacturing techniques in the United States and Mexico. Gross profit for the rigid knee bracing segment increased $2.1 million, with gross profit margin decreasing to 70.9% from 72.5%. This decrease in gross profit margin reflected the change in product mix. Gross profit for the soft goods segment increased $3.1 million as a result of increased sales volume, with gross profit margin increasing from 49.0% to 48.8%. The increase in gross profit margin is primarily a result of the change in product mix, primarily related to sales of Orthotech products in the third quarter of 2000, and the success of the group purchase organization contracts. Gross profit for the specialty and other orthopedic products segment increased $5.8 million, with gross profit margin increasing to 60.1% from 50.3%. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to the Company's facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Additionally, the increase is a result of more favorable pricing terms on the PainBuster(TM) Pain Management System.

As a result of the consummation of the recapitalization on June 30, 1999, the Company no longer has the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by the Company. In the first nine months of 2000, other cost of goods sold not allocable to specific product lines increased primarily due to the growth of the OfficeCare program, amortization of the PainBuster(TM) Pain Management System distribution rights and step-up in inventory and various facility costs incurred as part of the Orthotech Acquisition in the third quarter of 2000.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $6.0 million, or 29.2%, to $26.6 million for the first nine months of 2000 from $20.6 million for the first nine months of 1999. Overall, sales and marketing expenses increased as a percentage of revenues to 26.2% for the nine month period ended September 30, 2000 from 24.3% for the nine month period ended October 2, 1999. The increase was primarily related to higher commissions expense associated with the growth in domestic product sales and expenses associated with the integration of the Orthotech Acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.7 million, or 13.0%, to $14.5 million for the first nine months of 2000 from $12.9 million for the first nine months of 1999. The increase was primarily due to an increase in salaries and benefits, an increase in consulting expenses related to the implementation of a new Enterprise Resource Planning ("ERP") system and amortization during the third quarter of 2000 related to the intangible assets acquired as part of the Orthotech Acquisition, offset by the elimination of the Smith & Nephew overhead charges in 2000. Overall, general and administrative expenses declined as a percentage of revenues to 14.4% from 15.2%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were approximately equal over the two periods. Significant resources were re-deployed to focus primarily on the development of the OAdjuster(TM) osteoarthritic brace, which was released in April 2000, the development of the VISTA System, which is expected to be introduced in the second half of 2000, and a new post-operation splint which is scheduled for release at the end of the year.

MERGER AND INTEGRATION COSTS. The Company incurred $0.4 million in one-time, non-recurring merger and integration costs associated with the consolidation of the Orthotech operations into the Company's existing facilities including merger and integration and information systems consulting. Other integration costs are included in the operating expenses above.

INTEREST EXPENSE. Interest expense increased $8.4 million, or 224.0%, to $12.2 million for the nine month period ended September 30, 2000 from $3.8 million for the nine month period ended October 2, 1999. The recapitalization occurred in June 1999 and thus the nine months ended October 2, 1999 includes only three months of interest expense on the $100 million principal amount of Senior Subordinated Notes and the $15.5 million term loan borrowed under the credit agreement to partially finance the recapitalization. Additionally, the third quarter of 2000 includes additional interest expense on the $24 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred to partially finance the Orthotech Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. On June 29, 1999, all long-term intercompany obligations and certain other current liabilities owed to Smith & Nephew were contributed to members' equity in accordance with the recapitalization agreement. The Company's long-term indebtedness at September 30, 2000 was $148.2 million.

Net cash provided by operating activities was $5.8 million and $14.9 million in the first nine months of 2000 and 1999, respectively. The decrease of $8.2 million in the first nine months of 2000 primarily reflects the decrease in net income as a result of increased interest expense, combined with increased levels in accounts receivable and inventories during the first nine months of 2000 as compared to the first nine months of 1999, primarily as a result of the Orthotech Acquisition.

Cash flows used in investing activities were $54.6 million and $3.2 million for the first nine months of 2000 and 1999, respectively. Capital expenditures in the first nine months of 2000 primarily reflect an increase in construction in progress related to the capitalization of costs directly associated with the Company's ERP implementation and investments in lean manufacturing equipment. The Company's $49.7 million investment in Orthotech had a significant impact on cash flows used in investing activities during the first nine months of 2000.

Cash flows provided by (used in) financing activities were $46.4 million and $(5.5) million in the first nine months of 2000 and 1999, respectively. The changes primarily reflect the $24 million term loan and $12.6 million of borrowings under the revolving credit facility during the third quarter of 2000 and the net proceeds from the issuance of common and preferred units in the third quarter of 2000, all related to the Orthotech Acquisition.

Additionally, the changes are a result of the change in intercompany obligations. Prior to the recapitalization, the Company participated in Smith & Nephew's central cash management program, wherein all of the Company's cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Following the recapitalization, the Company no longer participates in Smith & Nephew's cash management program.

Interest payments on the Notes and on borrowings under the new credit facility have significantly increased the Company's liquidity requirements. The credit facility provides for two term loans totaling $39.5 million. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24 million, was borrowed to finance the Orthotech Acquisition. The Company also has available up to $25.0 million of revolving credit borrowings under the revolving credit facility, which are available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of September 30, 2000, the Company has borrowed $12.6 million under that facility, primarily to consummate the Orthotech Acquisition. Borrowings under the term loans and the revolving credit facility bear interest at variable rates plus an applicable margin.

The following table sets forth the principal payments on the term loans for the three months ending December 31, 2000 through its maturity in 2005:

                              Principal
   Year                        Payment
   ----                        -------
   2000 ................       $   318
   2001 ................         1,274
   2002 ................         1,274
   2003 ................         1,274
   2004 ................        17,202
   2005 ................        17,339

In addition, commencing with the year ending December 31, 1999, the Company is required to make annual mandatory prepayments of the term loan under the new credit facility in an amount equal to 50% of excess cash flow (as defined in the new credit facility) (75% if the Company's leverage ratio exceeds a certain level). The Company had no excess cash flow at December 31, 1999. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by DonJoy, the Company or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by DonJoy, the Company or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by the Company at December 31, 1999.

The credit facility and the indenture impose certain restrictions on the Company, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell its assets and engage in certain other activities. In addition, the credit facility requires the Company to maintain certain financial ratios. Indebtedness under the credit facility is secured by substantially all of the assets of the Company, including the Company's real and personal property, inventory, accounts receivable, intellectual property and other intangibles. At September 30, 2000, the Company was in compliance with all of these covenants.

The Company incurred fees and costs of $8.8 million in connection with the recapitalization. Approximately $7.3 million, principally relating to financing fees and expenses, has been capitalized and will be amortized over the terms of the related debt instruments.

As part of its strategy, the Company intends to pursue acquisitions, such as the Orthotech Acquisition, investments and strategic alliances. The Company may require new sources of financing to consummate any such transactions, including additional debt or equity financing. There can be no assurance that such additional sources of financing will be available on acceptable terms if at all.

The Company's ability to satisfy its debt obligations and to pay principal and interest on its indebtedness, including the notes, fund working capital requirements and make anticipated capital expenditures will depend on its future performance, which is subject to general economic, financial and other factors, some of which are beyond its control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the new revolving credit facility, will be adequate for the foreseeable future to make required payments of principal and interest on the Company's indebtedness, including the notes, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the new revolving credit facility in an amount sufficient to enable the Company to service its indebtedness, including the notes, or to fund its other liquidity needs.

SEASONALITY

The Company generally records its highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, the Company generally has lower net revenues during its second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. The Company's results of operations would be adversely and disproportionately affected if the Company's sales were substantially lower than those normally expected during its first and fourth quarters.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2000, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." The Issue addresses, in the context of a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the income statement. It has no impact on net income. In July 2000, the EITF concluded that all amounts billed to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, should be included with revenues in the statement of income; however, the EITF did not reach a consensus on how shipping and handling costs should be classified. The EITF indicated that the consensus must be followed even by those entities that believe that they are, in substance, acting as an agent in providing the shipping and handling services and desire to record revenue net. In September 2000, the EITF reached a consensus that the classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB 22. A company may adopt a policy of including shipping and handling costs in costs of goods sold. If shipping and handling costs are significant and are not included in cost of goods sold, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. Additionally, the EITF indicated that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements. The Company plans to implement Issue 00-10 in the fourth quarter of 2000 at which time revenues will be increased by the amounts billed to customers but previously offset against shipping and handling costs which are part of sales and marketing expenses. While the impact of this is expected to increase revenues and increase selling and marketing expenses, the ultimate effect has not been determined for the actual amounts that will be reclassified upon implementation of Issue 00-10.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement will require the recognition of all derivatives on the Company's balance sheet at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" which defers the adoption requirement to the first quarter of 2001. The impact on the Company's financial statements is not expected to be material.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the ability to generate cash to service our debt; (iv) healthcare reform and the emergence of managed care and buying groups; (v) patents and proprietary know-how; (vi) uncertainty of domestic and foreign regulatory clearance and approvals; (vii) dependence on orthopedic professionals, agents and distributors; (viii) our dependence on certain key personnel; (ix) risks related to competition in our markets; (x) risks related to changing technology and new product developments; (xi) the sensitivity of our business to general economic conditions; (xii) uncertainty relating to third party reimbursement; (xiii) risks related to the success of our Year 2000 remediation efforts; and (xiv) the other risks referred to under the caption "Factors Affecting Future Performance" in the Annual Report on Form 10-K for the year ended December 31, 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks as part of its ongoing business operations. Primary exposure includes changes in interest rates. The Company is exposed to interest rate risk in connection with the term loans which bear interest at floating rates based on London Inter-Bank Offered Rate ("LIBOR") or the prime rate plus an applicable borrowing margin. The Company will manage its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of September 30, 2000, the Company had $100 million principal amount of fixed rate debt represented by the Notes and $52.1 million of variable rate debt represented by borrowings under the credit facility (at interest rates ranging from 9.50% to 9.813% at September 30, 2000). Based on the Company's current balance outstanding under the credit facility, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $0.7 million on an annual basis. At September 30, 2000, up to $12.4 million of variable rate borrowings was available under the revolving credit facility. The Company may use derivative financial instruments, where appropriate, to manage its interest rate risks. However, the Company, as a matter of policy, does not enter into derivative or other financial investments for trading or speculative purposes. All of the Company's sales are denominated in U.S. dollars, thus the Company is not subject to foreign currency exchange risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Orthotech Acquisition on July 7, 2000, DonJoy sold in a private placement 73,775 common units to CDP for gross proceeds of $8.0 million and 2,115 common units to certain members of management for gross proceeds of $231,000 (of which $174,000 was paid for through the issuance of promissory notes to DonJoy, L.L.C.). In addition, DonJoy sold in a private placement 4,221 Redeemable Preferred Units to existing holders of Redeemable Preferred Units for net proceeds of $3.4 million (excluding $0.2 million of preferred unit fees). The issuance of the common units and the Redeemable Preferred Units was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. Each of the purchasers of these units is an accredited investor, no general solicitation was made and the certificates underlying these units contain an approximate legend restricting transfer.

During the third quarter of 2000, the Company granted options under its employee option plan to purchase 10,070 common units. These options were issued pursuant to Rule 701 under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K

Report on Form 8-K dated July 21, 2000 reporting the acquisition of certain assets and the assumption of certain liabilities of DePuy Orthopaedic Technology, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2000 on its behalf by the undersigned thereunto duly authorized.



                               DJ ORTHOPEDICS, LLC
                       DJ ORTHOPEDICS CAPITAL CORPORATION
                                 DONJOY, L.L.C.

                                  (Registrant)


Date: November 13, 2000

                                       BY: /s/ LESLIE H. CROSS
                                          -----------------------------------
                                          Leslie H. Cross
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 13, 2000

                                       BY: /s/ CYRIL TALBOT III
                                          -----------------------------------
                                          Cyril Talbot III
                                          Senior Vice President - Finance and
                                          Chief Financial Officer/Secretary
                                          (Principal Financial Officer)